Form 10-K405
period 1996-12-31
NBD BANK N A
filed 1997-03-31
CIK 70846

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended                     Commission file number 2-33339
     December 31, 1996


                       NBD Bank (formerly NBD Bank, N.A.
                                and before that,
                           National Bank of Detroit),
                                 Trustee Under
                  NBD Bank, N.A. Retirement Plan and Trust for
                           Self-Employed Individuals
             (Exact name of registrant as specified in its charter)



      Michigan                                         38-6097482
(State of Organization)                    (I.R.S. Employer Identification No.)



                                    NBD Bank
                              Retirement Services
                                  611 Woodward
                            Detroit, Michigan 48226
                       Telephone Number - (313) 225-1000
              (Address of principal executive offices of Trustee)


Securities registered pursuant to Section 12(b) of the Act:  NONE


Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting stock held by non-affiliates:  NONE


Indicate the number of units outstanding of each of the Registrant's classes of participation as of December 31, 1996



                  The Balanced Fund                3,695.0273
                  The Equity Fund                 85,491.8881
                  The Short Term Investment Fund   3,214.3587



                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into this Form 10-K as contemplated by Rule 12b-23 under the Securities Exchange Act of 1934, as amended:

Part I:    Item 1         --Registrant's Post-Effective Amendment No. 30 to
                            Form S-1 Registration Statement (Reg. No. 2-33339).

Part II:   Items 6, 7, 8  --Registrant's Post-Effective Amendment No. 30 to
                            Form S-1 Registration Statement (Reg. No. 2-33339).

Part III:  Item 11        --Registrant's Post-Effective Amendment No. 30
                            to Form S-1 Registration Statement (Reg. No.
                            2-33339).

Part IV:   Item 14        --Registrant's Post-Effective Amendment No. 30
                            to Form S-1 Registration Statement (Reg. No.
                            2-33339).

                                     PART I


ITEM 1.  BUSINESS.

         Information responsive to this item is set forth under the caption "The Retirement Plan of a Self-Employed Individual," in the Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and is incorporated by reference herein.

ITEM 2.  PROPERTIES.

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

         Information responsive to this item is set forth on pages 22 through 39 of the Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Information responsive to this item is set forth under the caption "Management's Discussion and Analysis of Statement of Operations and Statement of Changes in Net Assets," in the Registrant's
         Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information responsive to this item is set forth on pages 22 through 39 of the Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

          Information responsive to this item is set forth under the caption "Duties of the Trustee," in the Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not applicable.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this report:

              (1)  Financial Statements

                   The Balanced Fund

                       Statements of Assets and Liabilities, December 31, 1996 and 1995.

                    Statements of Investments in Securities, December 31, 1996 and 1995.

                    For the Five Years ended December 31, 1996:

                        Statements of Changes in Net Assets

                        Statements of Changes in Units and Value per Unit

                        Statements of Operations

             The Equity Fund

                    Statements of Assets and Liabilities, December 31, 1996 and 1995.

                    Statements of Investments in Securities, December 31, 1996 and 1995.

                    For the Five Years ended December 31, 1996:

                        Statements of Changes in Net Assets

                        Statements of Changes in Units and Value per Unit

                        Statements of Operations

                    The Short-Term Investment Fund

                        Statements of Assets and Liabilities, December 31, 1996 and 1995.

                        Statements of Investments in Securities, December 31, 1996 and 1995.

                        For the Five Years ended December 31, 1996:

                           Statements of Changes in Net Assets

                           Statements of Changes in Units and Value per Unit

                           Statements of Operations

                    Notes to Financial Statements

                    All of the above Financial Statements and each of the Report of the Independent Public Accountants for the two-year period ended December 31, 1996, and Independent Auditors' Report for the three-year period ended December 31, 1994, thereon are contained in the Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement (Reg. No. 2-33339) and are hereby incorporated by reference.

     (2) Schedules

         None.

     (3) Exhibits

         The following Exhibits are incorporated by reference into this Form 10-K as contemplated by Rule 12b-23 under the Securities Exchange Act of 1934, as amended:

         3-4   The Declaration of Trust; the First, Second,
               Third, Fourth, Fifth, Sixth and Seventh Amendments thereto; the 1984 Amendment and Restatement; the 1989 Amendment and Restatement, including Exhibits A and B thereto; and the First Amendment to the 1989 Amendment and Restatement (all of the foregoing being previously filed).

         13,24 Registrant's Post-Effective Amendment No. 30 to Form S-1 Registration Statement.

     (b) Reports on Form 8-K:

         The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NBD Bank, as Trustee Under NBD Bank,
                                           N.A. Retirement Plan and Trust for
                                           Self-Employed Individuals



                                           By: /s/  MARY JO GRASSNIG
                                              -------------------------------
                                                  MARY JO GRASSNIG
                                                   Vice President


Dated:  March 26, 1997