Form 10-K405/A
period 1996-12-31
NBD BANK N A
filed 1997-05-23
CIK 70846

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-K/A

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


        Yes   X    No
            -----     -----

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


                                        NBD Bank, as Trustee Under NBD Bank,
                                        N.A. Retirement Plan and Trust for
                                        Self-Employed Individuals

                                        By: /s/ MARY JO GRASSNIG
                                            --------------------------
                                                MARY JO GRASSNIG
                                                 Vice President


Dated:  May 23, 1997

                                 EXHIBIT INDEX

Exhibit No.                  Description
-----------                  ------------
Exhibit 27                   Financial Data Schedule
